Form 10-K/A
period 2000-12-31
DLJ COMMERCIAL MORT COMM MOR PASS THR CERT SER 2000-CF1
filed 2002-07-29
CIK 1116501

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.1


(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-82275-02

                        DLJ Commercial Mortgage Trust
                        Commercial Mortgage Pass-Through Certificates Series 2000-CF1
        (Exact name of registrant as specified in its charter)



New York                           52-2242913
                                   52-2242914
                                   52-2242915
(State or other jurisdiction     (I.R.S. Employer
 of incorporation or              Identification  No.)
 organization)

c/o Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, Maryland                            21045
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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 22, 2001, on behalf of DLJ Commercial Mortgage Trust Series 2000-CF1 established pursuant to the Pooling and Servicing Agreement among DLJ Commercial Mortgage Corp., as Depositor, Midland Loan Services, Inc., as Master Servicer, GMAC Commercial Mortgage Corporation, as Special Servicer, and Norwest Bank Minnesota,
National Association, as Trustee, pursuant to which the DLJ Commercial Mortgage Trust Series 2000-CF1 registered under the Securities Act of 1933 (the "Certificates") were issued.


Item 14 of the original Form 10K is amended in its entirety to read as follows:

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

                     a)  Midland Loan Services Inc. <F1>
                     b)  GMAC Commercial Mortgage Corp. <F1>

              (99.2) Report  of  Management   as  to  Compliance   with  Minimum
                     Servicing Standards for the year ended December 31, 2000.

                     a)  Midland Loan Services Inc. <F1>
                     b)  GMAC Commercial Mortgage Corp. <F1>


              (99.3) Annual  Statements  of  Compliance  under the  Pooling  and
                     Servicing Agreements for the year ended December 31, 2000.

                     a)  Midland Loan Services Inc. <F1>
                     b)  GMAC Commercial Mortgage Corp. <F3>


              (99.4) Aggregate Statement of Principal and Interest Distributions
                     to Certificate Holders. <F2>

            (b) On October 13, 2000, November 21, 2000, and December 27, 2000, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

            (c) Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.
<F3>  Such document is not filed herewith since document was not received by the reporting person.

                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

DLJ Commercial Mortgage Trust
Commercial Mortgage Pass-Through Certificates
Series 2000-CF1

Signed:   Wells Fargo Bank Minnesota, N.A., as Trustee

By:   Beth Belfield, Assistant Vice President
By:  /s/  Beth Belfield, Assistant Vice President

Dated:  July 18, 2002


Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2000.

                     a)  Midland Loan Services Inc. <F1>
                     b)  GMAC Commercial Mortgage Corp. <F1>


99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2000.

                     a)  Midland Loan Services Inc. <F1>
                     b)  GMAC Commercial Mortgage Corp. <F1>


99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 2000.

                     a)  Midland Loan Services Inc. <F1>
                     b)  GMAC Commercial Mortgage Corp. <F3>


99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.
<F3>  Such document is not filed herewith since document was not received by the reporting person.


   EX-99.1 (a)

ERNST&YOUNG   (logo)
Ernst & Young LLP
One Kansas City Place
1200 Main Street
Kansas City, Missouri 64105-2143

Phone:  (816) 474-5200
www.ey.com


                   Report on Management's Assertion on Compliance
               with the Minimum Servicing Standards Set Forth in the Uniform Single Attestation Programfor Mortgage Bankers

                         Report of Independent Accountants

      The Audit Committee The PNC Financial Services Group, Inc.

      We have examined management's assertion, included in the accompanying report titled Report of Management, that Midland Loan Services, Inc.
      (MLS), an indirectly wholly-owned subsidiary of The PNC Financial Services Group, Inc., complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) except for commercial loan and multifamily loan servicing, minimum servicing standards V.4 and VI. 1, which the Mortgage Bankers Association of America has interpreted as inapplicable to such servicing during the year ended December 31, 2000. Management is responsible for MLS' compliance with those requirements.
      Our responsibility is to express an opinion on management's assertions about MLS' compliance based on our examination.

      Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about MLS' compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on MLS' compliance with specified requirements.

      In our opinion, management's assertion, that MLS complied with the aforementioned requirements during the year ended December 31, 2000, is fairly stated, in all material respects.


      January 31, 2001


EX-99.1 (b)

     PRICEWATERHOUSECOOPERS   (Logo)

     PricewaterhouseCoopers LLP
     1177 Avenue of the Americas
     New York NY 10036
     Telephone (646) 471 4000
     Facsimile (646) 471 4100

     Report of Independent Accountants

     To the Board of Directors and Shareholder of GMAC Commercial Holding Corp.

     We have examined management's assertion, dated March 19, 2001, about GMAC Commercial Mortgage Corp.'s (the "Company") compliance with its established minimum servicing standards ("Servicing Policy") as of and for the year ended December 31, 2000 included in the accompanying management assertion (see Exhibit 1). Management is responsible for the Company's compliance with the Servicing Policy. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

     Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the Servicing Policy and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the Servicing Policy.

     In our opinion, management's assertion that the Company complied with the aforementioned Servicing Policy as of and for the year ended December 31, 2000 is fairly stated, in all material respects.

     March 19, 2001



EX-99.2 (a)

MIDLANDLOANSERVICES  (logo)

Management's Assertion on Compliance with the Minimum Servicing
Standards Set Forth in the Uniform Single Attestation Program for
Mortgage Bankers

Report of Management

We, as members of management of Midland Loan Services, Inc. (MLS), an indirectly wholly owned subsidiary of The PNC Financial Services, Group, Inc.(PNC), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) except for commercial loan and multifamily servicing, minimum servicing standards V.4 and VI.1, which the Mortgage Bankers Association of America has interpreted as inapplicable to such servicing. We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of MLS' compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2000, and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2000, MLS complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for this same period, PNC had in effect a fidelity bond in the amount of $300,000,000 and an errors and omissions policy in the amount of $60,000,000.

MIDLAND LOAN SERVICES, INC.


Steven W. Smith
Executive Vice President


January 31, 2001


A PNC Real Estate Finance Company
210 West 10th Street   Kansas City Missouri 64105


www.midlandls.com    816 435 5000T   816 435 2326F




EX-99.2 (b)

    GMAC
    Commercial Mortgage   (logo)

    Report of Management

    As of and for the year ended December 31, 2000, GMAC Commercial Mortgage Corp. and its subsidiaries (collectively, the "Company) have complied in all material respects with the minimum servicing standards set forth in the Company's minimum servicing standards (attached), which were derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period,GMAC Commercial Mortgage Corporation had in effect a General Motors Corporation Fidelity bond of $150 million and a GMAC Commercial Mortgage Corporation errors and omissions policy in the amount of $50 million.

    March 19, 2001
    Michael I. Lipson
    Executive Vice President



    200 Witmer Road - P.O. Box 1015 - Horsham, PA 19044-8015



EX-99.3 (a)

         MIDLANDLOANSERVICES   (logo)

         March 8, 2001

         Attn: Corporate Trust Department
         Wells Fargo Bank Minnesota, N.A.
         11000 Broken Land Parkway
         Columbia, MD 21044-3562


         DLJ Mortgage Corp., Commercial Mortgage Pass-Through
         Certificates, Series 2000-CF1 Pooling and Servicing Agreement

                              OFFICER'S CERTIFICATE


          Pursuant to the requirements of that certain Pooling and Servicing Agreement governing the referenced Trust (the "PSA"), it is hereby certified that (i) the undersigned has completed a review of the servicer's performance of its obligations under the PSA for the preceding calendar year; (ii) to the best of the undersigned's knowledge on the basis of that review the servicer has fulfilled all of its obligations under the PSA throughout such period in all material respects; (iii) to the best of the undersigned's knowledge, the subservicer, of the servicer under the PSA, if any, has fulfilled its obligations under its sub-servicing agreement in all material respects; and, (iv) no notice has been received from any governmental agency or body which would indicate a challenge or question as to the status of the Trust's qualification as a REMIC under the U.S. Code.


          cc:
               Mr. N. Dante LaRocca
               Senior Vice President
               DLJ Commercial Mortgage Corp.
               277 Park Avenue, 9th Floor
               New York, NY 10172-0000


               Mr. John Tesoriero
               Donaldson, Lufkin Ft Jenrette Securities Corporation 277 Park Avenue, 9th Floor
               New York, NY 10172-0000


               Mr. Henry Bieber
               GMAC Commercial Mortgage Corporation
               550 California Street
               San Francisco, CA 941040000